Form 10-Q/A
period 2021-09-30
Live Oak Mobility Acquisition Corp.
filed 2022-03-04
CIK 1841585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
12b-2
of the Exchange Act).     Yes  ☒    No  ☐
As of February
22
, 2022
, 25,300,000 Class A common shares, par value $0.0001 per share, and 6,325,000 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to Live Oak Mobility Acquisition Corp., unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Live Oak Mobility Acquisition Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Original Filing”).
On November 15, 2021, the Company filed its Form
10-Q
for the quarterly period ending September 30, 2021 (the “Q3 Form
10-Q”),
which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on March 4, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by restating all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form
10-Q.
Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.
Therefore, on February 1, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued revision to the (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on June 14, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021 and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form
10-Q/A.
The restatement does not have an impact on its cash position or cash held in the trust account established in connection with the IPO (the “Trust Account”).

After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Item 4 to Part 1 of this filing.

LIVE OAK MOBILITY ACQUISITION CORP.
Form
10-Q/A
For the quarterly period ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statement of Operations for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) through September 30, 2021 (Unaudited)	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the Period from January 15, 2021 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures (as restated)	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
LIVE OAK MOBILITY ACQUISITION CORP.
UNAUDITED CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021

Assets:
Current assets:
Cash and cash equivalents	$1,689,789
Prepaid expenses	257,846

Total current assets	1,947,635
Investments held in Trust Account	253,014,558

Total Assets	$254,962,193

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$194,882
Accrued expenses	134,583
Franchise tax payable	140,324

Total current liabilities	469,789
Deferred legal fees	150,000
Derivative warrant liabilities	13,658,200
Deferred underwriting commissions	7,988,750

Total Liabilities	22,266,739
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,300,000 shares issued and outstanding at redemp t ion value ($ 10.00 per share )	253,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized; no non-redeemable shares issued or outstanding	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding	633
Additional paid-in capital	—
Accumulated deficit	(20,305,179)

Total stockholders’ deficit	(20,304,546)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$254,962,193

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Period from January 15, 2021 (Inception) Through September 30, 2021
General and administrative expenses	$244,517	$818,546
General and administrative expenses—related party	45,000	105,000
Franchise tax expense	49,863	140,324

Loss from operations	(339,380)	(1,063,870)

Other income (expenses):
Change in fair value of derivative warrant liabilities	3,333,000	2,725,800
Offering costs—derivative warrant liabilities	—	(387,350)
Loss on issuance of private placement warrants	—	(1,800,000)
Interest income from investments held in Trust Account	6,378	14,558
Interest income from operating account	2,176	5,228

Net income (loss)	$3,002,174	$(505,634)

Weighted average shares outstanding of Class A common stock	25,300,000	20,611,197

Basic and diluted net income (loss) per share, Class A common stock	$0.09	$(0.02)

Weighted average shares outstanding of Class B common stock	6,325,000	6,172,104

Basic and diluted net income (loss) per share, Class B common stock	$0.09	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,367)	(19,799,545)	(19,823,912)
Net loss	—	—	—	—	—	(2,157,716)	(2,157,716)

Balance - March 31, 2021 (unaudited) (as restated, see Note 2)	—	—	6,325,000	633	—	(21,957,261)	(21,956,628)
Net loss	—	—	—	—	—	(1,350,092)	(1,350,092)

Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	—	—	6,325,000	633	—	(23,307,353)	(23,306,720)
Net income	—	—	—	—	—	3,002,174	3,002,174

Balance - September 30, 2021 (unaudited)	—	$—	6,325,000	$633	$—	$(20,305,179)	$(20,304,546)

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
Note 2—Basis of Presentation and Summary of Significant Accounting Policies (as restated)
Basis of Presentation
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
Restatement of Previously Reported Financial Statements
In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company, require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 2.7 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$255,602,615	$—	$255,602,615

Total liabilities	$24,559,243	$—	$24,559,243

Class A common stock subject to possible redemption	226,043,370	26,956,630	253,000,000
Preferred stock	—	—	—
Class A common stock	270	(270)	—
Class B common stoc k	633	—	633
Additional paid-in capital	7,156,815	(7,156,815)	—
Accumulated deficit	(2,157,716)	(19,799,545)	(21,957,261)
Total stockholders’ equity (deficit)	$5,000,002	$(26,956,630)	$(21,956,628)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$255,602,615	$—	$255,602,615

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 15, 2021 (inception) through March 31, 2021:
For the period from January 15, 2021 (inception) through March 31, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$225,985,540	$(225,985,540)	$—
Change in value of Class A common stock subject to possible redemption	$57,830	$(57,830)	$—
The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 2.8 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$255,213,006	$—	$255,213,006

Total liabilities	$25,519,726	$—	$25,519,726

Class A common stock subject to possible redemption	224,693,270	28,306,730	253,000,000
Preferred stock	—	—	—
Class A common stock	283	(283)	—
Class B common stoc k	633	—	633
Additional paid-in capital	8,506,902	(8,506,902)	—
Retained earnings (accumulated deficit)	(3,507,808)	(19,799,545)	(23,307,353)
Total stockholders’ equity (deficit)	$5,000,010	$(28,306,730)	$(23,306,720)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$255,213,006	$—	$255,213,006

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from January 15, 2021 (inception) through June 30, 2021:
For the period from January 15, 2021 (inception) through June 30, 2021

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$225,985,540	$(225,985,540)	$—
Change in value of Class A common stock subject to possible redemption	$(1,292,270)	$1,292,270	$—
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods
:

	Earnings Per Share for Class A common stock
	As Previously Reported	Adjustment	As Adjusted
For the period from January 15, 2021 (inception) through March 31, 2021
Net loss	$(2,157,716)	$—	$(2,157,716)
Weighted average shares outstanding	25,300,000	(15,978,947)	9,321,053
Basic and diluted loss per share	$0.00	$(0.14)	$(0.14)
For the three months ended June 30, 2021
Net loss	$(1,350,092)	$—	$(1,350,092)
Weighted average shares outstanding	25,300,000	—	25,300,000
Basic and diluted loss per share	$0.00	$(0.04)	$(0.04)
For the period from January 15, 2021 (inception) through June 30, 2021
Net loss	$(3,507,808)	$—	$(3,507,808)
Weighted average shares outstanding	25,300,000	(7,271,856)	18,028,144
Basic and diluted loss per share	$0.00	$(0.15)	$(0.15)

	Earnings Per Share for Class B common stock
	As Previously Reported	Adjustment	As Adjusted
For the period from January 15, 2021 (inception) through March 31, 2021
Net loss	$(2,157,716)	$—	$(2,157,716)
Weighted average shares outstanding	5,803,947	0	5,803,947
Basic and diluted loss per share	$(0.10)	$(0.04)	$(0.14)
For the three months ended June 30, 2021
Net income	$(1,350,092)	$—	$(1,350,092)
Weighted average shares outstanding	6,325,000	—	6,325,000
Basic and diluted loss per share	$0.23	$(0.27)	$(0.04)
For the period from January 15, 2021 (inception) through June 30, 2021
Net income	$(3,507,808)	$—	$(3,507,808)
Weighted average shares outstanding	6,042,403	45,471	6,087,874
Basic and diluted loss per share	$0.18	$(0.33)	$(0.15)
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

application dates for public or private companies, the Company, as an emergi ng
growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
at the end of each reporting period.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised. The fair value of the Public Warrants issued in connection with the Public Offering was initially estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities
.
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

Note 10 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, other than the restatement discussed in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
10-Q/A
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements included in this Quarterly Report on Form 10-Q/A. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of complex financial instruments, and related accounts and disclosures, and presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
As of the date of this Quarterly Report on Form
10-Q/A,
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

Dated: March 4, 2022	LIVE OAK MOBILITY ACQUISITION CORP.

	By:	/s/ Richard J. Hendrix
	Name:	Richard J. Hendrix
	Title:	Chief Executive Officer