Form 10-Q
period 2022-06-30
Live Oak Mobility Acquisition Corp.
filed 2022-08-11
CIK 1841585

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of August 10
, 2022, 25,300,000 Class A common shares, par value $0.0001 per share, and 6,325,000 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

LIVE OAK MOBILITY ACQUISITION CORP.
Form
10-Q
For the quarterly period ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (Inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Six Months Ended June 30, 2022, the Three Months Ended June 30, 2021 and for the Period from January 15, 2021 (Inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended June 30, 2022 and for the Period from January 15, 2021 (Inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signature		29

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
LIVE OAK MOBILITY ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$918,976	$1,515,842
Prepaid expenses	57,076	102,487

Total current assets	976,052	1,618,329
Investments held in Trust Account	253,364,865	253,020,936

Total Assets	$254,340,917	$254,639,265

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$109,107	$201,691
Accrued expenses	—	1,662,248
Income tax payable	22,575	—
Franchise tax payable	100,000	167,820

Total current liabilities	231,682	2,031,759
Deferred legal fees	1,925,671	150,000
Derivative warrant liabilities	1,860,800	11,669,000
Deferred underwriting commissions	7,988,750	7,988,750

Total Liabilities	12,006,903	21,839,509
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,300,000 shares at redemption value of $10.00 per share as of June 30, 2022 and December 31, 2021	253,000,000	253,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized as of June 30, 2022 and December 31, 2021 , no non-redeemable shares issued and outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021	633	633
Additional paid-in capital	—	—
Accumulated deficit	(10,666,619)	(20,200,877)

Total stockholders’ deficit	(10,665,986)	(20,200,244)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$254,340,917	$254,639,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30, 2022	For The Period From January 15, 2021 (Inception) Through June 30, 2021
	2022	2021
General and administrative expenses	$243,117	$305,907	$408,545	$574,029
General and administrative expenses - related party	45,000	45,000	90,000	60,000
Franchise tax expense	50,000	49,315	99,677	90,461

Loss from operations	(338,117)	(400,222)	(598,222)	(724,490)

Other income (expenses):
Change in fair value of derivative warrant liabilities	2,666,200	(959,000)	9,808,200	(607,200)
Offering costs - derivative warrant liabilities	—	—	—	(387,350)
Loss on issuance of private placement warrants	—	—	—	(1,800,000)
Interest income from investments held in Trust Account	321,374	6,308	343,929	8,180
Interest income from operating account	1,403	2,822	2,926	3,052

Net income (loss) before income taxes	2,650,860	(1,350,092)	9,556,833	(3,507,808)
Income tax expense	(22,575)	—	(22,575)	—

Net income (loss)	$2,628,285	$(1,350,092)	$9,534,258	$(3,507,808)

Weighted average shares outstanding of Class A common stock	25,300,000	25,300,000	25,300,000	18,028,144

Basic and diluted net income (loss) per share, Class A common stock	$0.08	$(0.04)	$0.30	$(0.15)

Weighted average shares outstanding of Class B common stock	6,325,000	6,325,000	6,325,000	6,087,874

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$(0.04)	$0.30	$(0.15)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,325,000	$633	$—	$(20,200,877)	$(20,200,244)
Net income	—	—	—	—	—	6,905,973	6,905,973

Balance - March 31, 2022 (unaudited)	—	—	6,325,000	633	—	(13,294,904)	(13,294,271)
Net income	—	—	—	—	—	2,628,285	2,628,285

Balance - June 30, 2022 (unaudited)	—	$—	6,325,000	$633	$—	$(10,666,619)	$(10,665,986)

FOR THE THREE MONTHS ENDED JUN
E
30, 2021 AND FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,367)	(19,799,545)	(19,823,912)
Net loss	—	—	—	—	—	(2,157,716)	(2,157,716)

Balance - March 31, 2021 (unaudited)	—	—	6,325,000	633	—	(21,957,261)	(21,956,628)
Net loss	—	—	—	—	—	(1,350,092)	(1,350,092)

Balance - June 30, 2021 (unaudited)	—	$—	6,325,000	$633	$—	$(23,307,353)	$(23,306,720)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2022	For The Period From January 15, 2021 (Inception) Through June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$9,534,258	$(3,507,808)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,808,200)	607,200
Offering costs - derivative warrant liabilities	—	387,350
Loss on issuance of private placement warrants	—	1,800,000
Interest income from investments held in Trust Account	(343,929)	(8,180)
Changes in operating assets and liabilities:
Prepaid expenses	45,411	(416,074)
Accounts payable	(92,584)	153,182
Accrued expenses	(1,662,248)	39,833
Deferred legal fees	1,775,671	—
Income tax expense	22,575	—
Franchise tax payable	(67,820)	90,461

Net cash used in operating activities	(596,866)	(854,036)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(253,000,000)

Net cash used in investing activities	—	(253,000,000)

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	45,000
Repayment of note payable to related party	—	(45,000)
Proceeds received from initial public offering	—	253,000,000
Proceeds received from private placement warrants	—	7,500,000
Offering costs paid	—	(4,882,212)

Net cash provided by financing activities	—	255,642,788

Net (decrease) increase in cash and cash equivalents	(596,866)	1,788,752
Cash and cash equivalents - beginning of the period	1,515,842	—

Cash and cash equivalents - end of the period	$918,976	$1,788,752

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$21,300
Offering costs included in accrued expenses	$—	$85,000
Deferred underwriting commissions	$—	$150,000
Deferred underwriting commissions	$—	$7,988,750
The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022
Note
1-Description
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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through June 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
The Company’s sponsor is Live Oak Mobility Sponsor Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated its Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,300,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $253.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.0 million and $150,000 was for deferred underwriting commissions and deferred legal fees, respectively (see Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,000,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $7.5 million (see Note 4).
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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
The
per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). The Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination. The Company will not redeem the Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks stockholder approval in connection with a Business Combination, the Initial Stockholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Stockholders will not be entitled to redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.
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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $0.7 million.
The Company’s liquidity needs through June 30, 2022 were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and the loan proceeds from the Sponsor of approximately $45,000 under the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on March 4, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
JUNE 30, 2022

Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future period.
The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 30, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.
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
Use of Estimates
The preparation of the condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires management to exercise significant judgment. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has approximately $0.9 million and $1.5 million of cash and cash equivalents in its operating accounts as of June 30, 2022 and December 31, 2021, respectively.
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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,060,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 15, 2021 (inception) through June 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For The Six Months Ended June 30, 2022		For The Period From January 15, 2021 (Inception) Through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$7,627,406	$1,906,852	$(2,622,293)	$(885,515)
Denominator:
Basic and diluted weighted average common stock outstanding	25,300,000	6,325,000	18,028,144	6,087,874

Basic and diluted net income (loss) per common stock	$0.30	$0.30	$(0.15)	$(0.15)

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$2,102,628	$525,657	$(1,080,074)	$(270,018)
Denominator:
Basic and diluted weighted average common stock outstanding	25,300,000	6,325,000	25,300,000	6,325,000

Basic and diluted net income (loss) per common stock	$0.08	$0.08	$(0.04)	$(0.04)

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Note
3-Initial
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
4-Related
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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Administrative Support Agreement
Commencing on March 1, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended June 30, 2022 and 2021, the Company incurred expenses of $45,000 and $45,000 under this agreement, respectively. For the six months ended June 30, 2022 and for the period from January 15, 2021 (inception) through June 30, 2021, the Company incurred expenses of $90,000 and $60,000 under this agreement, respectively. As of June 30, 2022 and December 31, 2021, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.
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
Note 5-Commitments and Contingencies
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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Deferred Legal Fees
The Company engaged a legal counsel firm for legal advisory services, in connection with the Company’s initial public offering, and the legal counsel agreed to defer an aggregate of $150,000 of their fees until the completion of the initial Business Combination. As of June 30, 2022 and December 31, 2021, the Company recorded deferred legal fees of approximately $1.9 million and $150,000 in connection with such services on the accompanying condensed balance sheets, respectively.
Note 6-Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 25,300,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
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

Note
7-Stockholders’
Deficit
Preferred Stock
-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
-The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 25,300,000 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 6,325,000 shares of Class B common stock issued and outstanding (see Note 4).
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
basis.

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Note
8-Warrants

As of June 30, 2022 and December 31, 2021, the Company had 5,060,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding, respectively.
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
Redemption of warrants for cash when the price per share of Class A common stock equals or exceeds $18.00:

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

Note
9-Fair
Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:
June 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$253,364,865	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$910,800	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$950,000
December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$253,020,936	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$5,819,000	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$5,850,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. For periods subsequent to the detachment of the Public Warrants from the Units in April 2021, the Public Warrants’ listed price in an active market was used as the fair value. There were no other transfers to/from Levels 1, 2, and 3 during the period from January 15, 2021 (inception) through June 30, 2022.
Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The initial fair value of the Public Warrants issued in connection with the Public Offering has been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. The fair value of the Public Warrants as of June 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of June 30, 2022 and December 31, 2021, is determined using Black-Scholes option pricing model. The estimated fair value of the Public Warrants and Private Placement Warrants, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a binomial lattice model or Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Finally, the Company does not anticipate paying a dividend.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.80	$9.81
Volatility	2.6%	20%
Term (in years)	5.5	5.5
Risk-free rate	3.00%	1.30%
Probability of closing a Business Combination	70.00%	80.00%

LIVE OAK MOBILITY ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and six month periods ended June 30, 2022, the three months ended June 30, 2021 and the period from January 15, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 15, 2021 (inception)	$—
Issuance of Public and Private Warrants	14,584,000
Loss on issuance of Private Placement Warrants	1,800,000
Change in fair value of derivative warrant liabilities	(351,800)

Derivative warrant liabilities at March 31, 2021	16,032,200
Transfer of Public Warrants to Level 1	(6,932,200)
Change in fair value of derivative warrant liabilities	200,000

Derivative warrant liabilities at June 30, 2021	9,300,000
Change in fair value of derivative warrant liabilities	(550,000)

Derivative warrant liabilities at September 30, 2021	8,750,000
Change in fair value of derivative warrant liabilities	(2,900,000)
Derivative warrant liabilities at December 31, 2021	5,850,000
Change in fair value of derivative warrant liabilities	(3,600,000)

Derivative warrant liabilities at March 31, 2022	2,250,000
Change in fair value of derivative warrant liabilities	(1,300,000)

Derivative warrant liabilities at June 30, 2022	$950,000

Note 10-Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “our,” “us” or “we” refer to Live Oak Mobility Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $0.9 million in our operating bank account and working capital of approximately $0.7 million.
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
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after March 4, 2023. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern. We intend to complete a Business Combination before the mandatory liquidation date.
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements included in this Quarterly Report on Form
10-Q.
The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of the financial statements, and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of the financial statements.
Results of Operations
Our entire activity since inception up to June 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended June 30, 2022, we had net income of approximately $2.6 million, which consisted of a change of approximately $2.7 million in fair value of derivative warrant liabilities, approximately $321,000 of income from investments in the Trust Account, and $1,000 of income from operating account, partially offset by approximately $23,000 in income tax expenses, approximately $243,000 in general and administrative expenses, $45,000 in general and administrative expenses-related party, and approximately $50,000 in franchise tax expense.
For the three months ended June 30, 2021, we had net loss of approximately $1.4 million, which consisted of approximately $306,000 in general and administrative expenses, $45,000 in general and administrative expenses—related party, approximately $959,000 non-operating
loss resulting from the change in fair value of derivative warrant liabilities, and approximately $49,000 in franchise tax expense, partially offset by approximately $6,000 of income from investments in the Trust Account, and $3,000 of income from operating account.
For the six months ended June 30, 2022, we had net income of approximately $9.5 million, which consisted of a change of approximately $9.8 million in fair value of derivative warrant liabilities, approximately $344,000 of income from investments in the Trust Account, and $3,000 of income from operating account, offset by approximately $23,000 in income tax expenses, approximately $409,000 in general and administrative expenses, $90,000 in general and administrative expenses-related party, and approximately $100,000 in franchise tax expense.
For the period from January 15, 2021 (inception) through June 30, 2021, we had net loss of approximately $3.5 million, which consisted of approximately $574,000 in general and administrative expenses, $60,000 in general and administrative expenses—related party, approximately $90,000 in franchise tax expense, a $1.8 million loss on issuance of private placement warrants, approximately $387,000 in offering costs allocated to derivative warrant liabilities, and approximately $607,000 of non-operating
loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $8,000 of income from investments in the Trust Account, and $3,000 of income from operating account.
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

Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements.
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
We are a smaller reporting company as defined by Item 10(f)(1) of Regulation
S-K
and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.

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

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40141) filed with the SEC on March 5, 2021).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form S-1 (File No. 333-252453) filed with the SEC on January 27, 2021).

4.1	Warrant Agreement, dated March 1, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-40141) filed with the SEC on March 5, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252453) filed with the SEC on February 24, 2021).

4.3	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252453) filed with the SEC on February 24, 2021).

4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-252453) filed with the SEC on February 24, 2021).

31.1	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document-this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

Dated: August 10, 2022	LIVE OAK MOBILITY ACQUISITION CORP.

	By:	/s/ Gary K. Wunderlich, Jr.
	Name:	Gary K. Wunderlich, Jr.
	Title:	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)