Form 10-Q
period 2022-09-30
Live Oak Mobility Acquisition Corp.
filed 2022-11-09
CIK 1841585

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, 25,300,000 Class A common shares, par value $0.0001 per share, and 6,325,000 Class B common shares, par value $0.0001 per share, were issued and outstanding, respectively.

LIVE OAK MOBILITY ACQUISITION CORP.

Form 10-Q

For the quarterly period ended September 30, 2022

Table of Contents

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, for the Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Stockholders’ Deficit for the Three and Nine Months Ended September 30, 2022, for the Three Months Ended September 30, 2021 and for the Period from January 15, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2022 and for the Period from January 15, 2021 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signature		30

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LIVE OAK MOBILITY ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$862,933	$1,515,842
Prepaid expenses	50,621	102,487
Total current assets	913,554	1,618,329
Investments held in Trust Account	254,256,884	253,020,936
Total Assets	$255,170,438	$254,639,265
Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$29,280	$201,691
Accrued expenses	—	1,662,248
Income tax payable	247,116	—
Franchise tax payable	93,000	167,820
Total current liabilities	369,396	2,031,759
Deferred legal fees	1,944,905	150,000
Derivative warrant liabilities	1,609,000	11,669,000
Deferred underwriting commissions	7,988,750	7,988,750
Total Liabilities	11,912,051	21,839,509
Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,300,000 shares at redemption value of approximately $10.03 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	253,816,768	253,000,000
Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 250,000,000 shares authorized as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,325,000 shares issued and outstanding as of September 30, 2022 and December 31, 2021	633	633
Additional paid-in capital	—	—
Accumulated deficit	(10,559,014)	(20,200,877)
Total stockholders’ deficit	(10,558,381)	(20,200,244)
Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$255,170,438	$254,639,265

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended	For the Period From January 15, 2021 (Inception) Through
	2022	2021	September 30, 2022	September 30, 2021
General and administrative expenses	$127,129	$244,517	$535,674	$818,546
General and administrative expenses - related party	45,000	45,000	135,000	105,000
Franchise tax expense	50,000	49,863	149,677	140,324
Loss from operations	(222,129)	(339,380)	(820,351)	(1,063,870)
Other income (expenses):
Change in fair value of derivative warrant liabilities	251,800	3,333,000	10,060,000	2,725,800
Offering costs - derivative warrant liabilities	—	—	—	(387,350)
Loss on issuance of private placement warrants	—	—	—	(1,800,000)
Interest income from investments held in Trust Account	1,116,516	6,378	1,460,445	14,558
Interest income from operating account	2,727	2,176	5,653	5,228
Net income (loss) before income tax expense	1,148,914	3,002,174	10,705,747	(505,634)
Income tax expense	(224,541)	—	(247,116)	—
Net income (loss)	$924,373	$3,002,174	$10,458,631	$(505,634)
Weighted average shares outstanding of Class A common stock	25,300,000	25,300,000	25,300,000	20,611,197
Basic and diluted net income (loss) per share, Class A common stock	$0.03	$0.09	$0.33	$(0.02)
Weighted average shares outstanding of Class B common stock	6,325,000	6,325,000	6,325,000	6,172,104
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$0.09	$0.33	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE three and nine months ended September 30, 2022

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	6,325,000	$633	$—	$(20,200,877)	$(20,200,244)
Net income	—	—	—	—	—	6,905,973	6,905,973
Balance - March 31, 2022 (unaudited)	—	—	6,325,000	633	—	(13,294,904)	(13,294,271)
Net income	—	—	—	—	—	2,628,285	2,628,285
Balance - June 30, 2022 (unaudited)	—	—	6,325,000	633	—	(10,666,619)	(10,665,986)
Remeasurement of Class A common stock subject to possible redemption amount	—	—	—	—	—	(816,768)	(816,768)
Net income	—	—	—	—	—	924,373	924,373
Balance - September 30, 2022 (unaudited)	—	$—	6,325,000	$633	$—	$(10,559,014)	$(10,558,381)

FOR THE three months ended September 30, 2021 AND FOR THE PERIOD FROM JANUARY 15, 2021 (INCEPTION) THROUGH September 30, 2021

	Common Stock				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - January 15, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,325,000	633	24,367	—	25,000
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,367)	(19,799,545)	(19,823,912)
Net loss	—	—	—	—	—	(2,157,716)	(2,157,716)
Balance - March 31, 2021 (unaudited)	—	—	6,325,000	633	—	(21,957,261)	(21,956,628)
Net loss	—	—	—	—	—	(1,350,092)	(1,350,092)
Balance - June 30, 2021 (unaudited)	—	—	6,325,000	633	—	(23,307,353)	(23,306,720)
Net income	—	—	—	—	—	3,002,174	3,002,174
Balance - September 30, 2021 (unaudited)	—	$—	6,325,000	$633	—	$(20,305,179)	$(20,304,546)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2022	For the Period From January 15, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$10,458,631	$(505,634)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(10,060,000)	(2,725,800)
Offering costs - derivative warrant liabilities	—	387,350
Loss on issuance of private placement warrants	—	1,800,000
Interest income from investments held in Trust Account	(1,460,445)	(14,558)
Changes in operating assets and liabilities:
Prepaid expenses	51,866	(257,846)
Accounts payable	(172,411)	184,882
Accrued expenses	(1,662,248)	49,583
Income tax payable	247,116	—
Franchise tax payable	(74,820)	140,324
Deferred legal fees	1,794,905	—
Net cash used in operating activities	(877,406)	(941,699)
Cash Flows from Investing Activities:
Investment income released from Trust Account to pay for taxes	224,497	—
Cash deposited in Trust Account	—	(253,000,000)
Net cash provided by (used in) investing activities	224,497	(253,000,000)
Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	45,000
Repayment of note payable to related party	—	(45,000)
Proceeds received from initial public offering	—	253,000,000
Proceeds received from private placement warrants	—	7,500,000
Offering costs paid	—	(4,893,512)
Net cash provided by financing activities	—	255,631,488
Net change in cash and cash equivalents	(652,909)	1,689,789
Cash and cash equivalents - beginning of the period	1,515,842	—
Cash and cash equivalents - end of the period	$862,933	$1,689,789
Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$10,000
Offering costs included in accrued expenses	$—	$85,000
Deferred legal fees	$—	$150,000
Deferred underwriting commissions	$—	$7,988,750

The accompanying notes are an integral part of these unaudited condensed financial statements.

LIVE OAK MOBILITY ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from January 15, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the initial public offering (the “Initial Public Offering”) described below, the identification and evaluation of prospective acquisition targets for an initial Business Combination, and ongoing administrative and compliance matters. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.

The Company’s sponsor is Live Oak Mobility Sponsor Partners, LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on March 1, 2021. On March 4, 2021, the Company consummated its Initial Public Offering of 25,300,000 units (the “Units” and, with respect to the Class A common stock included in the Units being offered, the “Public Shares”), including 3,300,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $253.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.0 million and $150,000 were for deferred underwriting commissions and deferred legal fees, respectively (see Note 5).

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $0.9 million in its operating bank account and working capital of approximately $0.5 million.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase the Founder Shares (as defined in Note 4), and the loan proceeds from the Sponsor of approximately $45,000 under the Note (as defined in Note 4). The Company repaid the Note in full on March 4, 2021. Subsequent to the consummation of the Initial Public Offering, the Company's liquidity has been satisfied through the net proceeds from the consummation of the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.

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

Note 2-Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or for any future period.

The accompanying condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form 10-K filed by the Company with the SEC on March 30, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company has approximately $0.9 million and $1.5 million of cash and cash equivalents in its operating accounts as of September 30, 2022 and December 31, 2021, respectively.

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

The calculation of diluted net income (loss) per share of common stock does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 10,060,000 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$739,498	$184,875	$2,401,739	$600,435
Denominator:
Basic and diluted weighted average common stock outstanding	25,300,000	6,325,000	25,300,000	6,325,000
Basic and diluted net income per common stock	$0.03	$0.03	$0.09	$0.09

	For the Nine Months Ended September 30, 2022		For the Period From January 15, 2021 (Inception) Through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per common stock:
Numerator:
Allocation of net income (loss)	$8,366,905	$2,091,726	$(389,113)	$(116,521)
Denominator:
Basic and diluted weighted average common stock outstanding	25,300,000	6,325,000	20,611,197	6,172,104
Basic and diluted net income (loss) per common stock	$0.33	$0.33	$(0.02)	$(0.02)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

In June 2022, the FASB issued ASU 2022-03, ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.

Note 3-Initial Public Offering

On March 4, 2021, the Company consummated its Initial Public Offering of 25,300,000 Units, including the issuance of 3,300,000 Over-Allotment Units as a result of the underwriter’s partial exercise of its over-allotment option, at $10.00 per Unit, generating gross proceeds of $253.0 million, and incurring offering costs of approximately $13.1 million, of which approximately $8.0 million and $150,000 were for deferred underwriting commissions and deferred legal fees, respectively. Of the 25,300,000 Units sold, 2,475,000 Units were purchased by certain investors identified by the Sponsor (the “Affiliated Units”).

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Administrative Support Agreement

Commencing on March 1, 2021 through the earlier of the consummation of a Business Combination or the Company’s liquidation, the Company agreed to pay an affiliate of the Sponsor a total of $15,000 per month for office space, utilities and secretarial and administrative support. For the three months ended September 30, 2022 and 2021, the Company incurred expenses of $45,000 and $45,000 under this agreement, respectively. For the nine months ended September 30, 2022 and for the period from January 15, 2021 (inception) through September 30, 2021, the Company incurred expenses of $135,000 and $105,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had no balance outstanding for services in connection with such agreement on the accompanying condensed balance sheets.

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

Deferred Legal Fees

The Company engaged a legal counsel firm for legal advisory services, in connection with the Company’s initial public offering, and the legal counsel agreed to defer an aggregate of $150,000 of their fees until the completion of the initial Business Combination. As of September 30, 2022 and December 31, 2021, the Company recorded deferred legal fees of approximately $1.9 million and $150,000 in connection with such services on the accompanying condensed balance sheets, respectively.

Note 6-Class A Common Stock Subject to Possible Redemption

The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 25,300,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled in the following table:

Gross proceeds from Initial Public Offering	$253,000,000
Less:
Fair value of Public Warrants at issuance	(7,084,000)
Offering costs allocated to Class A common stock subject to possible redemption	(12,739,912)
Plus:
Accretion on Class A common stock subject to possible redemption amount	19,823,912
Class A common stock subject to possible redemption, as of December 31, 2021	253,000,000
Increase in redemption value of Class A common stock subject to possible redemption	816,768
Class A common stock subject to possible redemption, as of September 30, 2022	$253,816,768

Note 7-Stockholders’ Deficit

Preferred Stock-The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock-The Company is authorized to issue 250,000,000 shares of Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 25,300,000 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).

Class B Common Stock- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,325,000 shares of Class B common stock issued and outstanding (see Note 4).

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

Note 8-Warrants

As of September 30, 2022 and December 31, 2021, the Company had 5,060,000 Public Warrants and 5,000,000 Private Placement Warrants outstanding.

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

Note 9-Fair Value Measurements

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$254,256,884	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$759,000	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$850,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-Money market funds	$253,020,936	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$5,819,000	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$5,850,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in April 2021. For periods subsequent to the detachment of the Public Warrants from the Units in April 2021, the Public Warrants’ listed price in an active market was used as the fair value. There were no other transfers to/from Levels 1, 2, and 3 during the period from January 15, 2021 (inception) through September 30, 2022.

Level 1 assets include investments in money market funds that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The initial fair value of the Public Warrants issued in connection with the Public Offering has been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Private Placement Warrants has been estimated using a Black-Scholes option pricing model. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021, is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021, is determined using Black-Scholes option pricing model. The estimated fair value of the Public Warrants and Private Placement Warrants, prior to the Public Warrants being traded in an active market, is determined using Level 3 inputs. Inherent in a binomial lattice model or Black-Scholes option pricing model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero. Finally, the Company does not anticipate paying a dividend.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.84	$9.81
Volatility	2.0%	20%
Term (in years)	5.3	5.5
Risk-free rate	4.00%	1.30%
Probability of closing a Business Combination	30.00%	80.00%

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 15, 2021 (inception) through December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 15, 2021 (inception)	$—
Issuance of Public and Private Warrants	14,584,000
Loss on issuance of Private Placement Warrants	1,800,000
Change in fair value of derivative warrant liabilities	(351,800)
Derivative warrant liabilities at March 31, 2021	16,032,200
Transfer of Public Warrants to Level 1	(6,932,200)
Change in fair value of derivative warrant liabilities	200,000
Derivative warrant liabilities at June 30, 2021	9,300,000
Change in fair value of derivative warrant liabilities	(550,000)
Derivative warrant liabilities at September 30, 2021	8,750,000
Change in fair value of derivative warrant liabilities	(2,900,000)
Derivative warrant liabilities at December 31, 2021	5,850,000
Change in fair value of derivative warrant liabilities	(3,600,000)
Derivative warrant liabilities at March 31, 2022	2,250,000
Change in fair value of derivative warrant liabilities	(1,300,000)
Derivative warrant liabilities at June 30, 2022	950,000
Change in fair value of derivative warrant liabilities	(100,000)
Derivative warrant liabilities at September 30, 2022	$850,000

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $0.9 million in our operating bank account and working capital of approximately $0.5 million.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination, at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $924,000, which consisted of a non-operating gain of approximately $252,000 from change in fair value of derivative warrant liabilities, approximately $1.1 million of interest income from investments in the Trust Account, and approximately $3,000 of interest income from operating account, offset by approximately $225,000 in income tax expenses, approximately $127,000 in general and administrative expenses, $45,000 in general and administrative expenses-related party, and approximately $50,000 in franchise tax expense.

For the three months ended September 30, 2021, we had net income of approximately $3.0 million, which consisted of approximately $3.3 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $6,000 of interest income from investments in the Trust Account, and approximately $2,000 of interest income from operating account, partially offset by approximately $245,000 in general and administrative expenses, $45,000 in general and administrative expenses-related party, and approximately $50,000 in franchise tax expense.

For the nine months ended September 30, 2022, we had net income of approximately $10.5 million, which consisted of a non-operating gain of approximately $10.1 million from change in fair value of derivative warrant liabilities, approximately $1.5 million of interest income from investments in the Trust Account, and approximately $6,000 of interest income from operating account, partially offset by approximately $247,000 in income tax expenses, approximately $536,000 in general and administrative expenses, $135,000 in general and administrative expenses-related party, and approximately $150,000 in franchise tax expense.

For the period from January 15, 2021 (inception) through September 30, 2021, we had a net loss of approximately $506,000, which consisted of approximately $819,000 general and administrative expenses, $105,000 in general and administrative expenses-related party, approximately $140,000 in franchise tax expense, $1.8 million loss on issuance of private placement warrants, approximately $387,000 in offering costs allocated to derivative warrant liabilities, and approximately $2.7 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $15,000 of interest income from investments in the Trust Account, and approximately $5,000 of interest income from operating account.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A.Risk Factors

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

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our Class A common stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other things, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded U.S. corporations after December 31, 2022. The excise tax is imposed on the repurchasing corporation itself, not its stockholders from whom the shares are repurchased (although it may reduce the amount of cash distributable in a current or subsequent redemption). The amount of the excise tax is generally 1% of any positive difference between the fair market value of any shares repurchased by the repurchasing corporation during a taxable year and the fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year. In addition, a number of exceptions apply to this excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, this excise tax, but it has not yet issued any guidance.

Although the application of this excise tax is not entirely clear, any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to this excise tax. Because any such excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our Class A common stock or cash available for distribution in a subsequent liquidation. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) whether the business combination closes after December 31, 2022, (ii) the structure of the business combination, (iii) the fair market value of the redemptions and repurchases in connection with the business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (v) the content of any regulations and other guidance issued by the Treasury. Further, the application of the excise tax in respect of distributions pursuant to a liquidation of a publicly traded U.S. corporation is uncertain and has not been addressed by the Treasury in regulations or other guidance, and it is possible that the proceeds held in the Trust Account could be used to pay any excise tax owed by us in the event we are unable to complete a business combination in the required time and redeem 100% of our remaining Class A common stock in accordance with our amended and restated certificate of incorporation, in which case the amount that would otherwise be received by our Public Stockholders in connection with our liquidation would be reduced.

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

Dated: November 9, 2022	LIVE OAK MOBILITY ACQUISITION CORP.

	By:	/s/ Gary K. Wunderlich, Jr.
	Name:	Gary K. Wunderlich, Jr.
	Title:	President, Chief Financial Officer and Director (Principal Financial and Accounting Officer)